Form 10-K
period 2023-12-31
Ford Credit Auto Lease Trust 2022-A
filed 2024-03-21
CIK 1917698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Ford Motor Credit Company LLC (Exact name of sponsor as specified in its charter) Central Index Key Number: 0000038009

Delaware (State or Other Jurisdiction of Incorporation of issuing entity)	88-6227805 (I.R.S. Employer Identification No. of issuing entity)
c/o BNY Mellon Trust of Delaware 301 Bellevue Parkway, 3rd Floor Wilmington, Delaware (Address of Principal Executive Offices of issuing entity)	19809 (Zip Code)
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
REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Item 1A. Item 1C. Item 2. Item 3.	Business Risk Factors Cybersecurity Properties Legal Proceedings
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and U.S. Bank National Association (“US Bank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2022-A (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2023 and for the period from January 1, 2023 through December 31, 2023, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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
4.1
Indenture, dated as of April 1, 2022, between the Trust and U.S. Bank Trust Company, National Association (“USBTNA”), as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).

4.2	Fifth Amended and Restated Credit and Security Agreement, dated as of July 22, 2005, as amended and restated on June 29, 2023, among CAB East LLC, CAB West LLC, US Bank, Ford Credit and HTD Leasing LLC (included in Exhibit 4.1 to the Depositor’s Form 8-K filed under Commission File No. 333-265473, as filed with the Commission on July 6, 2023, which is incorporated herein by reference).
4.3	2022-A Exchange Note Supplement, dated as of April 1, 2022, to the Fourth Amended and Restated Credit and Security Agreement, dated as of July 22, 2005, as amended and restated June 4, 2021, among CAB East LLC, CAB West LLC, US Bank, HTD Leasing LLC and Ford Credit (included in Exhibit 4.3 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).
10.1	Amended and Restated Trust Agreement, dated as of April 1, 2022, between FCAL Two and The Bank of New York Mellon, as owner trustee, and BNY Mellon Trust of Delaware, as Delaware trustee (included in Exhibit 4.2 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).
10.2	Exchange Note Purchase Agreement, dated as of April 1, 2022, between Ford Credit and FCAL Two (included in Exhibit 10.2 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).
10.3	Exchange Note Sale Agreement, dated as of April 1, 2022, between FCAL Two and the Trust (included in Exhibit 10.3 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).
10.4	Fourth Amended and Restated Servicing Agreement, dated as of July 22, 2005, as amended and restated on June 29, 2023, among CAB East LLC, CAB West LLC, Ford Credit and HTD Leasing LLC (included in Exhibit 10.1 to the Depositor’s Form 8-K filed under Commission File No. 333-265473, as filed with the Commission on July 6, 2023, which is incorporated herein by reference).
10.5	2022-A Servicing Supplement, dated as of April 1, 2022, to Third Amended and Restated Servicing Agreement, dated as of July 22, 2005, as amended and restated on September 1, 2019, among Ford Credit, CAB East LLC, CAB West LLC, and HTD Leasing LLC (included in Exhibit 10.5 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).
10.6	Second Amended and Restated Administration Agreement, dated as of July 22, 2005, as amended and restated on December 1, 2015, among HTD Leasing LLC, US Bank and Ford Credit (included in Exhibit 10.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
10.7	Administration Agreement, dated as of April 1, 2022, between the Trust and Ford Credit (included in Exhibit 10.7 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).
10.8
Account Control Agreement, dated as of April 1, 2022, between the Trust, USBTNA and US Bank (included in Exhibit 10.8 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).

10.9
Titling Company Account Control Agreement, dated as of April 1, 2022, between CAB East LLC, CAB West LLC, USBTNA and US Bank (included in Exhibit 10.9 to the Trust’s Form 8-K filed under Commission File No. 333-231819-08, as filed with the Commission on April 28, 2022, which is incorporated herein by reference).

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

March 21, 2024